Form 10-K
period 2004-12-31
Chase Credit Card Owner Trust 2004-2
filed 2005-03-31
CIK 1291417

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(Mark One)

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended: December 31, 2004

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____ to _____


                      Commission file number 333-103210-08

                  Chase Credit Card Owner Trust 2004-2 (issuer)
                      Chase Bank USA, National Association
       (F/K/A Chase Manhattan Bank USA, National Association) (depositor)
             (Exact name of registrant as specified in its charter)


            USA                                         22-238028
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (IRS Employer Identification Number)
Incorporation or Organization)

White Clay Center, Building 200, Newark, DE                     19711
-------------------------------------------                   ----------
  (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:   (302) 575-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                    Name of Each Exchange of Which Registered
       NONE                                              N/A

Securities registered pursuant to Section 12(g) of the Act:

      NONE
(Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such reports), and (2) has been subject to such filing requirements for the last 90 days: Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K. NOT APPLICABLE.

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes |_| No |X|

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrants. The aggregate value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

      The registrant has no voting or non-voting common equity outstanding as of the date of this report.
      The registrant is a trust that has issued notes.

                      DOCUMENTS INCORPORATED BY REFERENCE.
      List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

      None.

Introductory Note

      Chase Credit Card Owner Trust 2004-2 (the "Trust") was formed pursuant to a Trust Agreement (the "Agreement") between Chase Bank USA, National Association (the "Bank"), as depositor, and an unrelated trustee (the "Trustee"). On July 15, 2004, the Third Amendment to the Agreement was executed by JPMorgan Chase Bank, National Association and the Trustee, which permitted JPMorgan Chase Bank, National Association too transfer all of its duties to Chase Bank USA, National Association. The Trust is the issuer of two classes of publicly offered asset backed notes (the "Notes"). The Trust files reports pursuant to Section 13 and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in the manner described in letters dated January 16, 1991 and March 14, 1991, submitted to the Office of the Chief Counsel with respect to Chase Credit Card Master Trust (f/k/a "Chemical Master Credit Card Trust I"). Accordingly, responses to certain Items have been omitted from or modified in this Annual Report on Form 10-K.

Part I

Item 1. Business

      Omitted.

Item 2. Properties

      The Trust is the holder of the Series 2004-2 Asset Backed Certificate issued by Chase Credit Card Master Trust, which was transferred to it by the Bank, and certain deposit accounts.

      The aggregate Investor Default Amount for the year ended December 31, 2004 was $64,482,995.05. There were no Investor Charge-offs for the same period. As of December 31, 2004, Accounts designated for the Master Trust having an aggregate balance of $469,675,762.37, or 1.34% of all Receivables, were delinquent 30 - 60 days; Accounts having an aggregate balance of $369,455,121.45, or 1.05% of all Receivables, were delinquent 60 - 90 days; and Accounts having an aggregate balance of $736,672,721.02, or 2.10% of all Receivables, were delinquent 90 days or more.

      The aggregate amount of interest distributions made to the Noteholders for the year ended December 31, 2004 was $20,456,007.64. No principal distributions were made to the Noteholders.

Item 3. Legal Proceedings

      The registrant knows of no material pending legal proceedings with respect to the Trust, the Trustee or the Bank.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholders Matters and Issuer Purchases of Equity Securities

      The registrant has no voting stock or class of common stock outstanding as of the date of this report. The Bank is the beneficial owner of the Trust and the assets of the Trust are represented by the series certificate registered in the name of the Trust. To the knowledge of the registrant, the Notes are traded in the over-the-counter market to a limited extent.

      As of December 31, 2004, all of the Notes were registered in the name of CEDE and Co. The registrant understands that CEDE and Co. is the nominee for the Depository Trust Company ("DTC"). The registrant further understands that DTC has no knowledge of the actual beneficial owners of the Notes held of record by CEDE & Co., and that DTC knows only the identity of the participants to whose accounts such Notes are credited, who may or may not be the beneficial owners of the Notes

         The records provided to the Trust by DTC indicate that as of December 31, 2004, the number of holders of record for each class of Notes issued by the Trust was as follows:

       Class                                       No. of Holders
      ---------                                    ------------------
         A                                                21
         B                                                 4
         C                                                 6

Item 6. Selected Financial Data

      Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      Not applicable.

Item 8. Financial Statements and Supplementary Data

      Omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A. Controls and Procedures

      None.

Item 9B. Other Information

      None.

Part III

Item 10. Directors and Executive Officers of the Registrant

      Omitted.

Item 11. Executive Compensation

      Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The records of DTC indicate that as of December 31, 2004, there were the following holders of record with more than 5% of each class of Notes:

===================================================================================================================
Chase Credit Card Owner       Name & Address of Participant                         Original Note          % Class
Trust Series 2004-2                                                              Principal Balance
===================================================================================================================
Class A                       00000010 Brown Brothers Harriman & Co.         $            180,200,000         12.26%
                              525 Washington Blvd.
                              New Port Towers
                              Jersey City, NJ 07302
-------------------------------------------------------------------------------------------------------------------
                              00000901 The Bank of New York                  $             81,645,000          5.55%
                              One Wall Street
                              New York,  NY 10286
-------------------------------------------------------------------------------------------------------------------
                              00000954 Mellon Trust of New England, NA       $             81,570,000          5.55%
                              525 William Penn Place, Suite 3418
                              Pittsburgh, PA 15259
-------------------------------------------------------------------------------------------------------------------
                              00000979 UBS AG                                $            259,000,000         17.62%
                              677 Washington Blvd
                              Stamford, CT 06901
-------------------------------------------------------------------------------------------------------------------
                              00000997 State Street Bank and Trust Company   $            525,365,000         35.74%
                              1776 Heritage Drive
                              Global Corporate Action Unit JAB 5NW
                              North Quincy,  MA 02171
-------------------------------------------------------------------------------------------------------------------
                              00002669 The Northern Trust Company            $            161,705,000         11.00%
                              PROCESSORAL C-IN
                              Chicago, IL 60607
-------------------------------------------------------------------------------------------------------------------
Class B                       00000901 The Bank of New York                  $             10,000,000          8.16%
                              One Wall Street
                              New York,  NY 10286
-------------------------------------------------------------------------------------------------------------------
                              00000902 JPMorgan Chase Bank, National         $             10,000,000          8.16%
                              Association
                              Proxy/Class Actions/Bankruptcy
                              14201 Dallas Parkway, 12th Floor
                              Dallas, TX 75254
-------------------------------------------------------------------------------------------------------------------
                              00002436 SSB - Bank Portfolio                  $             50,000,000         40.82%
                              1776 Heritage Drive
                              Global Corporate Action Unit JAB 5NW
                              North Quincy,  MA 02171
-------------------------------------------------------------------------------------------------------------------
                              00002767 BGI/IBT CO                            $             52,500,000         42.86%
                              980 9th Street, 6th Floor
                              Sacramento, CA 95814
-------------------------------------------------------------------------------------------------------------------
Class C                       00000901 The Bank of New York                  $             45,500,000         28.89%
                              One Wall Street
                              New York,  NY 10286
-------------------------------------------------------------------------------------------------------------------

===================================================================================================================
Chase Credit Card Owner       Name & Address of Participant                         Original Note          % Class
Trust Series 2004-2                                                              Principal Balance
===================================================================================================================
                              00000902 JPMorgan Chase Bank, National         $             10,000,000          6.35%
                              Association
                              Proxy/Class Actions/Bankruptcy
                              14201 Dallas Parkway, 12th Floor
                              Dallas, TX 75254
-------------------------------------------------------------------------------------------------------------------
                              00000997 State Street Bank and Trust Company   $             26,000,000         16.51%
                              1776 Heritage Drive
                              Global Corporate Action Unit JAB 5NW
                              North Quincy,  MA 02171
-------------------------------------------------------------------------------------------------------------------
                              00002436 SSB - Bank Portfolio                  $             25,000,000         15.87%
                              1776 Heritage Drive
                              Global Corporate Action Unit JAB 5NW
                              North Quincy,  MA 02171
-------------------------------------------------------------------------------------------------------------------
                              00002469 BNY/MIZUHO                            $             50,000,000         31.75%
                              One Wall Street
                              New York, NY 10286
-------------------------------------------------------------------------------------------------------------------

Item 13. Certain Relationships and Related Transactions

      None.

Item 14. Principal Accounting Fees and Services

      Omitted.

Part IV

Item 15. Exhibits, Financial Statement Schedules

      (a) The following documents are filed as part of this Annual Report on Form 10-K.

      (3)   Exhibit Number          Description
            --------------          -----------

                  31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  99.1 Annual Servicer's Certificate of the Master Trust pursuant to Section 3.05 of the Agreement.

                  99.2 Annual Certification of the Administrator for the Owner Trust.

                  99.3      Management Report on Internal Controls of the Master
                            Trust.

                  99.4      Management Report on Internal Controls of the Owner
                            Trust.

                  99.5 Annual Independent Accountants Report of the Master Trust pursuant to Section 3.06 of the Agreement.

                  99.6      Annual Independent Accountants Report of the Owner
                            Trust.

      (b) See item 15(a)(3) above.

      (c) Not Applicable.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 30, 2005


                                            Chase Credit Card Owner Trust 2004-2

                                            by: Chase Bank USA, National
                                            Association, as Administrator


                                            By:  /s/ Patricia M. Garvey
                                                 -------------------------------
                                                 Name:  Patricia M. Garvey
                                                 Title: Vice President

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.


No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to Noteholders during the period covered by this Annual Report on Form 10-K and the registrant does not intend to furnish such materials to Noteholders subsequent to the filing of this report.

                                INDEX TO EXHIBITS

Exhibit Number:   Description:
---------------   ------------

31.1              Certification pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002.

99.1 Annual Servicer's Certificate of the Master Trust pursuant to Section 3.05 of the Agreement.

99.2              Annual Certification of the Administrator for the Owner Trust.

99.3              Management Report on Internal Controls of the Master Trust.

99.4              Management Report on Internal Controls of the Owner Trust.

99.5 Annual Independent Accountants Report of the Master Trust pursuant to Section 3.06 of the Agreement.

99.6              Annual Independent Accountants Report of the Owner Trust.